Form 10-K
period 2004-03-01
ABN AMRO MORTGAGE CORP MULTI CL MORT PS THR CERTS SER 2003-6
filed 2004-03-30
CIK 1236973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333 101550

ABN AMRO Mortgage Corporation Series 2003 6

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

36 3886007

(I.R.S. Employer Identification No.)

135 South LaSalle Street, Chicago, Illinois

(Address of principal executive offices)

60603

(Zip Code)

Registrant's telephone number, including area code: 312 904 2000

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10 K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement: and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of Security Holders during the reporting year.

PART II

Item 5A. Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established market for these securities.

Item 5B. Describe how many holders of securities these are as of the end of the reporting year.

There are approximately 160 as of the end of the reporting year.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

The address for Cede & Co. is:

Cede & Co.

c/o The Depository Trust Company

55 Water Street

New York, NY 10041

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2003.

  ABN AMRO Mortgage Group, Inc., as Servicer
  Washington Mutual Mortgage Securities Corp., as Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2003.

  ABN AMRO Mortgage Group, Inc., as Servicer
  Washington Mutual Mortgage Securities Corp., as Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2003.

  ABN AMRO Mortgage Group, Inc., as Servicer
  Washington Mutual Mortgage Securities Corp., as Servicer

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2003.

(B) Reports on Form 8 K were filed during the last quarter of 2003 in order to provide statements for the monthly distributions to investors on October 27, 2003, November 25, 2003 and December 26, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABN AMRO Mortgage Group, Inc.

as Servicer for ABN AMRO Mortgage Corporation

Mortgage Pass Through Certificates, Series 2003 6

By: /s/ Mary P. Sperlik

Mary P. Sperlik

First Vice President,

ABN AMRO Mortgage Group, Inc. as Servicer for ABN AMRO Mortgage Corporation

Date: March 24, 2004

CERTIFICATION

ABN AMRO Mortgage Corporation

Mortgage Pass-Through Certificates, Series 2003-6

I, Mary P. Sperlik, First Vice President of ABN AMRO Mortgage Group, Inc., certify that:

  I have reviewed the annual report on Form 10-K for the fiscal year 2003, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by that annual report, of the trust (the "Trust") created pursuant to the Pooling and Servicing Agreement dated May 1, 2003 (the "P&S Agreement") among ABN AMRO Mortgage Corporation (the "Depositor"), ABN AMRO Mortgage Group, Inc. as a servicer ("AAMG"), Washington Mutual Mortgage Securities Corp. as a servicer ("WMMSC," and together with AAMG, the "Servicers") and JP Morgan Chase Bank (the "Trustee");

  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  Based on my knowledge, the servicing information required to be provided to the Trustee by the Servicer under the P&S Agreement for inclusion in these reports is included in these reports;

  I am responsible for reviewing the activities performed by AAMG under the P&S Agreement and based upon my knowledge and the annual compliance reviews required under the P&S Agreement in respect of AAMG, and except as disclosed in the reports, AAMG has fulfilled its obligations under the P&S Agreement;

  Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the Trustee in respect of WMMSC in accordance with the terms of the P&S Agreement, and except as disclosed in the reports, WMMSC has fulfilled it obligations under the P&S Agreement; and

  The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the P&S Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: WMMSC and JP Morgan Chase Bank.

Date: 3/24/04

/s/ Mary P. Sperlik

Mary P. Sperlik

First Vice President,

ABN AMRO Mortgage Group, Inc.